Form 10-K
period 2006-12-31
Morgan Stanley Capital I Inc. Trust 2006-HE2
filed 2007-04-02
CIK 1356188

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number of issuing entity:  333-125593-19

       Morgan Stanley ABS Capital I Inc. Trust 2006-HE2
       (exact name of issuing entity as specified in its charter)

       Morgan Stanley ABS Capital I Inc.
       (exact name of the depositor as specified in its charter)

       Morgan Stanley Mortgage Capital Inc.
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2196765
  (State or other jurisdiction of                   54-2196766
  incorporation or organization                     54-2196767
  of issuing entity)                                54-2196768
                                                    54-6709428
                                                    (I.R.S. Employer
                                                    Identification No.
                                                    of issuing entity)


   1585 Broadway
   New York, NY                                10036
  (Address of principal executive offices    (Zip Code of issuing entity)
   of issuing entity)

   Issuing entity's telephone number, including area code: (212) 761-4000



  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        See Item 15.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            Not applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not applicable.


                                PART II

 Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Not applicable.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not applicable.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9A(T). Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by the issuing entity.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.


            None.

  Item 1117 of Regulation AB, Legal Proceedings.


            None.

  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            See Exhibit (33) and (34).

  The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

  1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

  2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.



  The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.


  Item 1123 of Regulation AB, Servicer Compliance Statement.


            See Exhibit (35).




                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a)(1) Not applicable

      (2) Not applicable.

      (3) The following exhibits were filed as part of the Registrant's Current Report on Form 8-K/A filed on August 3, 2006 and are incorporated by reference:

     (4.1) Pooling and Servicing Agreement, dated as of April 1, 2006, by and among the Company, as depositor, Wells Fargo Bank, National Association, as a servicer, securities administrator and a custodian, JPMorgan Chase Bank, National Association, as a servicer, HomEq Servicing Corporation, as a servicer, WMC Mortgage Corp., as responsible party, Decision One Mortgage Company, LLC, as a responsible party, LaSalle Bank National Association, as a custodian and Deutsche Bank National Trust Company, as trustee.

     (10.1) The Third Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of January 1, 2006, by and between WMC and the Sponsor. (included as part of Exhibit O to Exhibit 4.1).

     (10.2) The Third Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of February 1, 2006, by and between Decision One and the Sponsor. (included as part of Exhibit P to Exhibit 4.1).

     (10.3) ISDA Master Agreement, dated as of April 28, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Wells Fargo Bank, National Association, the securities administrator (included as part of Exhibit V to Exhibit 4.1).

     (10.4) Schedule to the Master Agreement, dated as of April 28, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Wells Fargo Bank, National Association, the securities administrator (included as part of Exhibit V to Exhibit 4.1).

     (10.5) Credit Support Annex, dated as of April 28, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Wells Fargo Bank, National Association, the securities administrator (included as part of Exhibit T to Exhibit 4.1).

     (10.6) Confirmation, dated as of April 28, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Wells Fargo Bank, National Association, the securities administrator (included as part of Exhibit V to Exhibit 4.1).

     (10.7) Guarantee, dated as of April 28, 2006, by Morgan Stanley (included as part of Exhibit V to Exhibit 4.1)

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      b) HomEq Servicing Corporation, as Servicer
      c) JPMorgan Chase Bank, N.A., as Named Servicer
      d) LaSalle Bank, National Association, as Custodian
      e) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      f) Wells Fargo Bank, N.A., as Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator
      h) Wells Fargo Bank, N.A., as Custodian
      i) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing Corporation
      j) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing Corporation
      k) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.
      l) Deutsche Bank National Trust Company, as Trustee



     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      b) HomEq Servicing Corporation, as Servicer
      c) JPMorgan Chase Bank, N.A., as Named Servicer
      d) LaSalle Bank, National Association, as Custodian
      e) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      f) Wells Fargo Bank, N.A., as Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator
      h) Wells Fargo Bank, N.A., as Custodian
      i) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing Corporation
      j) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing Corporation
      k) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.
      l) Deutsche Bank National Trust Company, as Trustee


     (35) Servicer compliance statement.


      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      b) HomEq Servicing Corporation, as Servicer
      c) JPMorgan Chase Bank, N.A., as Named Servicer
      d) Wells Fargo Bank, N.A., as Servicer
      e) Wells Fargo Bank, N.A., as Securities Administrator


   (b) see (a) above.

   (c) Not applicable




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Morgan Stanley ABS Capital I Inc.
    (Depositor)



    /s/ Steven Shapiro
    Steven Shapiro, Vice President

    Date:  March 30, 2007


  Exhibit Index

  Exhibit No.

   (a)(1) Not applicable

      (2) Not applicable.

      (3) The following exhibits were filed as part of the Registrant's Current Report on Form 8-K/A filed on August 3, 2006 and are incorporated by reference:

     (4.1) Pooling and Servicing Agreement, dated as of April 1, 2006, by and among the Company, as depositor, Wells Fargo Bank, National Association, as a servicer, securities administrator and a custodian, JPMorgan Chase Bank, National Association, as a servicer, HomEq Servicing Corporation, as a servicer, WMC Mortgage Corp., as responsible party, Decision One Mortgage Company, LLC, as a responsible party, LaSalle Bank National Association, as a custodian and Deutsche Bank National Trust Company, as trustee.

     (10.1) The Third Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of January 1, 2006, by and between WMC and the Sponsor. (included as part of Exhibit O to Exhibit 4.1).

     (10.2) The Third Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of February 1, 2006, by and between Decision One and the Sponsor. (included as part of Exhibit P to Exhibit 4.1).

     (10.3) ISDA Master Agreement, dated as of April 28, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Wells Fargo Bank, National Association, the securities administrator (included as part of Exhibit V to Exhibit 4.1).

     (10.4) Schedule to the Master Agreement, dated as of April 28, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Wells Fargo Bank, National Association, the securities administrator (included as part of Exhibit V to Exhibit 4.1).

     (10.5) Credit Support Annex, dated as of April 28, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Wells Fargo Bank, National Association, the securities administrator (included as part of Exhibit T to Exhibit 4.1).

     (10.6) Confirmation, dated as of April 28, 2006, by and between Morgan Stanley Mortgage Capital Inc., the swap provider, and Wells Fargo Bank, National Association, the securities administrator (included as part of Exhibit V to Exhibit 4.1).

     (10.7) Guarantee, dated as of April 28, 2006, by Morgan Stanley (included as part of Exhibit V to Exhibit 4.1)

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      b) HomEq Servicing Corporation, as Servicer
      c) JPMorgan Chase Bank, N.A., as Named Servicer
      d) LaSalle Bank, National Association, as Custodian
      e) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      f) Wells Fargo Bank, N.A., as Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator
      h) Wells Fargo Bank, N.A., as Custodian
      i) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing Corporation
      j) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing Corporation
      k) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.
      l) Deutsche Bank National Trust Company, as Trustee


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      b) HomEq Servicing Corporation, as Servicer
      c) JPMorgan Chase Bank, N.A., as Named Servicer
      d) LaSalle Bank, National Association, as Custodian
      e) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      f) Wells Fargo Bank, N.A., as Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator
      h) Wells Fargo Bank, N.A., as Custodian
      i) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing Corporation
      j) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing Corporation
      k) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.
      l) Deutsche Bank National Trust Company, as Trustee

     (35) Servicer compliance statement.


      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      b) HomEq Servicing Corporation, as Servicer
      c) JPMorgan Chase Bank, N.A., as Named Servicer
      d) Wells Fargo Bank, N.A., as Servicer
      e) Wells Fargo Bank, N.A., as Securities Administrator







EX-31 Rule 13a-14(d)/15d-14(d) Certifications

 Re: Morgan Stanley ABS Capital I Inc. Trust 2006-HE2 (the "Trust")

  I, Steven Shapiro, certify that:

1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of the Trust (the "Exchange Act periodic reports");

2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

   In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank, National Association, JPMorgan Chase Bank, National Association, JPMorgan Chase Bank, HomEq Servicing Corporation, WMC Mortgage Corp., Decision One Mortgage Company, LLC, LaSalle Bank National Association, and Deutsche Bank National Trust Company.

     Dated: March 30, 2007

     /s/ Steven Shapiro
     By: Steven Shapiro
     Title: Vice President





EX-33 (a)
(logo) CHASE
CHF - Subprime

Management's Report on Assessment of Compliance with Applicable Servicing
Criteria

Chase Home Finance LLC (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), excluding the inapplicable servicing criteria as set forth in Exhibit A hereto (such criteria, after giving effect to the exclusions identified on Exhibit A, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform").

The Asserting Party has engaged certain vendors (the "Vendors") to perform specific and limited activities or activities scripted by the Asserting Party as of and during the Reporting Period, and the Asserting Party elects to take responsibility for assessing compliance with the Applicable Servicing Criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto (such criteria, the "Applicable Vendor Servicing Criteria").

The Asserting Party (i) has not identified and is not aware of any material instance of noncompliance by the Vendors with the Applicable Vendor Servicing Criteria and (ii) has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the Applicable Vendor Servicing Criteria as of December 31, 2006 and for the Reporting Period.

The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

Chase Home Finance LLC

Signed: /s/ Kim Greaves
Name: Kim Greaves
Title: Senior Vice President
Date: 02/26/2007

Signed: /s/ Jim Miller
Title: Senior Vice President
Date: 02/26/2007

(page)


CHF - Subprime

EXHIBIT A

                                                                                                        INAPPLICABLE
                                                                                 APPLICABLE               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA            CRITERIA
                                                                Performed by    Performed by
Reference                        Criteria                         Servicer        Vendors

                   General Servicing Considerations

1122(d)(1)(i)      Policies and procedures are instituted            X^1
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
                   agreements.

1122(d)(1)(ii)     If any material servicing activities              X
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
                   activities.


1122(d)(1)(iii)    Any requirements in the transaction                                                        X
                   agreements to maintain a back-up servicer
                   for the mortgage loans are maintained.

1122(d)(1)(iv)     A fidelity bond and errors and                    X
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
                   the transaction agreements.

                   Cash Collection and Administration

1122(d)(2)(i)      Payments on mortgage loans are deposited          X              X^2
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   following receipt, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(2)(ii)     Disbursements made via wire transfer on           X
                   behalf of an obligor or to investor are
                   made only by authorized personnel.

1122(d)(2)(iii)    Advances of funds or guarantees                   X
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
                   the transaction agreements.

1122(d)(2)(iv)     The related accounts for the                      X
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
                   the transaction agreements.

1122(d)(2)(v)      Each custodial account is maintained at           X
                   a federally insured depository
                   institution as set forth in the
                   transaction agreements. For purposes of
                   this criterion, "federally insured
                   depository institution" with respect to a
                   foreign financial institution means a
                   foreign financial institution that meets
                   the requirements of Section 13k-1(b)(1)
                   of this chapter.

1122(d)(2)(vi)     Unissued checks are safeguarded so as             X
                   to prevent unauthorized access.

1122(d)(2)(vii)    Reconciliations are prepared on a                 X              X^3
                   monthly basis for all asset-backed
                   securities related bank accounts,
                   including custodial accounts and related
                   bank clearing accounts. These
                   reconciliations are: (A) mathematically
                   accurate; (B) prepared within 30
                   calendar days after the bank statement
                   cutoff date, or such other number of days
                   specified in the transaction agreements;
                   (C) reviewed and approved by someone
                   other than the person who prepared the
                   reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved
                   within 90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
                   agreements.

1 The Asserting Party monitors events of default as obligated pursuant to the transactions agreements.
2 An affiliate vendor deposits funds from customer transactions to a lockbox clearing account.
3 Two vendors prepare account reconciliations on disbursement clearing accounts.

(page)


                   Investor Remittances and Reporting

1122(d)(3)(i)      Reports to investors, including those             X^4
                   to be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports (A) are prepared in
                   accordance with timeframes and other
                   terms set forth in the transaction
                   agreements; (B) provide information
                   calculated in accordance with the terms
                   specified in the transaction agreements;
                   (C) are filed with the Commission as
                   required by its rules and regulations;
                   and (D) agree with the investors' or
                   trustee's records as to the total unpaid
                   principal balance and number of pool
                   assets serviced by the servicer.

1122(d)(3)(ii)     Amounts due to investors are allocated            X^5
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
                   agreements.

1122(d)(3)(iii)    Disbursements made to an investor are             X^6
                   posted within two business days to the
                   servicer's investor records, or such other
                   number of days specified in the transaction
                   agreements.

1122(d)(3)(iv)     Amounts remitted to investors per the             X^7
                   investor reports agree with cancelled
                   checks, or other form of payment, or
                   custodial bank statements.

                   Pool Asset Administration

1122(d)(4)(i)      Collateral or security on mortgage loans                                                      X
                   is maintained as required by the
                   transaction agreements or related pool
                   asset documents.

1122(d)(4)(ii)     Mortgage loans and related documents are                                                      X
                   safeguarded as required by the
                   transaction agreements.

1122(d)(4)(iii)    Any additions, removals, or                       X
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
                   transaction agreements.

1122(d)(4)(iv)     Payments on mortgage loans, including any         X
                   payoffs, made in accordance with related
                   mortgage loans documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to principal, interest, or
                   other items (e.g., escrow) in accordance
                   with the related pool asset documents.

1122(d)(4)(v)      The Servicer's records regarding the              X
                   mortgage loans agree with the Servicer's
                   records with respect to an obligor's
                   unpaid principal balance.

1122(d)(4)(vi)     Changes with respect to the terms or              X
                   status of an obligor's mortgage loans (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
                   asset documents.

4 The Asserting Party provides monthly pool accounting reports to the appropriate party pursuant to the transaction agreements.
5 The Asserting Party remits amounts to the appropriate party pursuant to the transaction agreements.
6 Disbursements made to the appropriate party pursuant to the transaction agreements are posted within two business days to the Asserting Party's records, or such other number of days specified in the transaction agreements.
7 The Asserting Party reconciles its records relating to disbursements made to the appropriate party pursuant to the transaction agreements.


(page)


1122(d)(4)(vii)    Loss mitigation or recovery actions               X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
                   agreements.

1122(d)(4)(viii)   Records documenting collection efforts            X
                   are maintained during the period a mortgage
                   loans is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent mortgage loans including, for
                   example, phone calls, letters, and
                   payment rescheduling plans in cases where
                   delinquency is deemed temporary (e.g.,
                   illness or unemployment).

1122(d)(4)(ix)     Adjustments to interest rates or rates            X
                   of return for mortgage loans with variable
                   rates are computed based on the related
                   mortgage loans documents.

1122(d)(4)(x)      Regarding any funds held in trust for             X
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's mortgage loans documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable mortgage loan
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related mortgage loans, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(4)(xi)     Payments made on behalf of an obligor             X              X^8
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
                   the transaction agreements.

1122(d)(4)(xii)    Any late payment penalties in                     X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
                   to the obligor's error or omission.

1122(d)(4)(xiii)   Disbursements made on behalf of an                X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the servicer, or such other number of
                   days specified in the transaction
                   agreements.

1122(d)(4)(xiv)    Delinquencies, charge-offs, and                   X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
                   transaction agreements.

1122(d)(4)(xv)     Any external enhancement or other                                                          X
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   this Regulation AB, is maintained as set
                   forth in the transaction agreements.

8 Three vendors provide information used by the Asserting Party to pay taxes and insurance on behalf of obligors.





EX-33 (b)
HOMEQ SERVICING

Assessment of Compliance with Applicable Servicing Criteria

1. Barclays Capital Real Estate Inc. d/b/a HomEq Servicing ("HomEq") is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission (the "Applicable Servicing Criteria"), as of December 31, 2006 and for the period from November 1, 2006 through December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to January 1, 2006) (the "Platform");


2. HomEq has engaged a vendor (the "Vendor") to perform specific, limited or scripted activities, and HomEq elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendor's activities as set forth in Appendix A hereto. HomEq management has determined that this Vendor is not considered a "servicer" as defined in item 1101(j) of Regulation AB, and HomEq's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to this Vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the Vendor's activities comply in all material respects with the servicing criteria applicable to the Vendor. The Company's management is solely responsible for determining that HomEq meets the SEC requirements to apply Interpretation 17.06 for the Vendor and related criteria as described in HomEq's assertion;

3. Except as set forth in paragraph 4 below, HomEq's management used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to HomEq based on the activities it performs, directly or through its Vendor, with respect to the Platform;

5. HomEq has not identified and is not aware of any material instance of noncompliance by the Vendor with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

6. HomEq has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendor with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

7. Based on such assessment, HomEq has complied, in all material respects, with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

(page)

HOMEQ SERVICING

8. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report with respect to management's assertion of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period.


March 12, 2007

(page)

Barclay's Capital Real Estate Inc. d/b/a HomEq
Servicing

By:  /s/ Art Lyon
Name: Art Lyon
Title: Vice President

(page)

Wachovia Corporation                       Ross E. Jefferies, Jr.
Legal Division                          Senior Vice President and
One Wachovia Center                        Deputy General Counsel
301 South College Street NC0630         Direct Dial: 704 374-3234
Charlotte, NO 28228                             Fax: 704 715-4494
Tel  704 374-6611                      ross.jeffries@wachovia.com

(logo) WACHOVIA

Assessment of Compliance with Applicable Servicing Criteria

1. Management of Wachovia Equity Servicing, LLC (successor by merger to HomEq Servicing Corporation) ("HomEq") is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities Exchange Commission, as of and for the ten months ended October 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto (the "Applicable Servicing Criteria"). The transactions covered by this report include asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to January 1, 2006) as of and for the ten months ended October 31, 2006 (the "Platform");

2. HomEq has engaged a vendor (the "Vendor") to perform specific, limited or scripted activities, and HomEq elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendor's activities as set forth in Appendix A hereto. HomEq management has determined that this Vendor is not considered a "servicer" as defined in item 1101(j) of Regulation AB, and HomEq's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to this Vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the Vendor's activities comply in all material respects with the servicing criteria applicable to the Vendor. HomEq's management is solely responsible for determining that HomEq meets the SEC requirements to apply Interpretation 17.06 for the Vendor and related criteria as described in HomEq's assertion, and we performed no procedures with respect to HomEq's eligibility to apply Interpretation 17.06;

3. Except as set forth in paragraph 4 below, HomEQ's management used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria as of and for the ten months ended October 31, 2006;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to HomEq based on the activities it performs, directly or through its Vendor, with respect to the Platform;

5. HomEq has not identified and is not aware of any material instance of noncompliance by the Vendor with the Applicable Servicing Criteria with respect to the Platform taken as a whole;

(page)

6. HomEq has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendor with the Applicable Servicing Criteria with respect to the Platform taken as a whole; and

7. Based on such assessment, HomEq has complied, in all material respects, with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the ten months ended October 31, 2006 with respect to the Platform taken as a whole;

8. KPMG LLP an independent registered public accounting firm has issued an attestation report with respect to management's assertion of compliance with the Applicable Servicing Criteria as of and for the ten months ended October 31, 2006.

Wachovia Equity Servicing, LLC (successor by merger to HomEq
Servicing Corporation)

/s/ Ross Jeffries
Mr. Ross Jeffries
Senior Vice President and Deputy General Counsel

Wachovia Bank N.A.

/s/ Ross Jeffries
Mr. Ross Jeffries
Senior Vice President and Deputy General Counsel


March 12, 2007

(page)

APPENDIX A

                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)          HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

                     General Servicing Considerations

1122(d)(1)(i)        Policies and procedures are instituted          X
                     to monitor any performance or other
                     triggers and events of default in
                     accordance with the transaction
                     agreements.

1122(d)(1)(ii)       If any material servicing activities            X
                     are outsourced to third parties, policies
                     and procedures are instituted to monitor
                     the third party's performance and
                     compliance with such servicing
                     activities.


1122(d)(1)(iii)      Any requirements in the transaction                                                                     X
                     agreements to maintain a back-up servicer
                     for the pool assets are maintained.

1122(d)(1)(iv)       A fidelity bond and errors and                  X
                     omissions policy is in effect on the
                     party participating in the servicing
                     function throughout the reporting period
                     in the amount of coverage required by and
                     otherwise in accordance with the terms of
                     the transaction agreements.

                     Cash Collection and Administration

1122(d)(2)(i)        Payments on pool assets are deposited           X               X^1
                     into the appropriate custodial bank
                     accounts and related bank clearing
                     accounts no more than two business days
                     following receipt, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(2)(ii)       Disbursements made via wire transfer on         X
                     behalf of an obligor or to an investor are
                     made only by authorized personnel.

1122(d)(2)(iii)      Advances of funds or guarantees                 X
                     regarding collections, cash flows or
                     distributions, and any interest or other
                     fees charged for such advances, are made,
                     reviewed, and approved as specified in
                     the transaction agreements.

1122(d)(2)(iv)       The related accounts for the                    X
                     transaction, such as cash reserve
                     accounts or accounts established as a
                     form of overcollateralization, are
                     separately maintained (e.g., with respect
                     to commingling of cash) as set forth in


^1 A vendor deposits certain funds from customer transactions to a lockbox clearing account.

(page)

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq




                     the transaction agreements.





1122(d)(2)(v)        Each custodial account is maintained at         X
                     a federally insured depository
                     institution as set forth in the
                     transaction agreements. For purposes of
                     this criterion, "federally insured
                     depository institution" with respect to a
                     foreign financial institution means a
                     foreign financial institution that meets
                     the requirements of Rule 13k-1(b)(1)
                     of the Securities Exchange Act.

1122(d)(2)(vi)       Unissued checks are safeguarded so as           X
                     to prevent unauthorized access.

1122(d)(2)(vii)      Reconciliations are prepared on a               X
                     monthly basis for all asset-backed
                     securities related bank accounts,
                     including custodial accounts and related
                     bank clearing accounts. These
                     reconciliations are (A) are mathematically
                     accurate; (B) prepared within 30
                     calendar days after the bank statement
                     cutoff date, or such other number of days
                     specified in the transaction agreements;
                     (C) reviewed and approved by someone
                     other than the person who prepared the
                     reconciliation; and (D) contain
                     explanations for reconciling items.
                     These reconciling items are resolved
                     within 90 calendar days of their original
                     identification, or such other number of
                     days specified in the transaction
                     agreements.

                     Investor Remittances and Reporting

1122(d)(3)(i)        Reports to investors, including those
                     to be filed with the Commission, are
                     maintained in accordance with the
                     transaction agreements and applicable
                     Commission requirements. Specifically,
                     such reports: (A) are prepared in
                     accordance with timeframes and other
                     terms set forth in the transaction                                                                      X^2
                     agreements; (B) provide information
                     calculated in accordance with the terms
                     specified in the transaction agreements;
                     (C)are filed with the Commission as
                     required by its rules and regulations;
                     and (D) agree with investors' or the
                     trustee's records as to the total unpaid
                     principal balance and number of pool
                     assets serviced by the Servicer.

1122(d)(3)(ii)       Amounts due to investors are allocated
                     and remitted in accordance with                                                                         X^2
                     timeframes, distribution priority and
                     other terms set forth in the transaction
                     agreements.


^2 HomEq has determined for purposes of assessing the servicing criteria listed in Items 1122(d)(3)(i)-(iv) that, pursuant to the Securities and Exchange Commission Telephone Interpretation 11.03, the term "investor" as used in those Items does not pertain to the entities to which HomEq provides the applicable information. Consequently, these criteria are inapplicable to HomEq.

(page)

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq


1122(d)(3)(iii)      Disbursements made to an investor are                                                                   X^2
                     posted within two business days to the
                     Servicer's investor records, or such other
                     number of days specified in the transaction
                     agreements.

1122(d)(3)(iv)       Amounts remitted to investors per the                                                                   X^2
                     investor reports agree with cancelled
                     checks, or other form of payment, or
                     custodial bank statements.

                     Pool Asset Administration

1122(d)(4)(i)        Collateral or security on pool assets           X
                     is maintained as required by the
                     transaction agreements or related mortgage
                     loan documents.

1122(d)(4)(ii)       Pool assets and related documents are           X
                     safeguarded as required by the
                     transaction agreements.

1122(d)(4)(iii)      Any additions, removals, or                     X^3
                     substitutions to the asset pool are made,
                     reviewed, and approved in accordance with
                     any conditions or requirements in the
                     transaction agreements.

1122(d)(4)(iv)       Payments on pool assets, including any          X               X^4
                     payoffs, made in accordance with the related
                     pool asset documents are posted to the
                     Servicer's obligor records maintained no
                     more than two business days after
                     receipt, or such other number of days
                     specified in the transaction agreements,
                     and allocated to principal, interest, or
                     other items (e.g., escrow) in accordance
                     with the related pool asset documents.

1122(d)(4)(v)        The Servicer's records regarding the            X
                     pool assets agree with the Servicer's
                     records with respect to an obligor's
                     unpaid principal balance

1122(d)(4)(vi)       Changes with respect to the terms or            X
                     status of an obligor's pool assets (e.g.,
                     loan modifications or re-agings) are
                     made, reviewed and approved by authorized
                     personnel in accordance with the
                     transaction agreements and related pool
                     asset documents.


^3    HomEq only pursues removal of loans it has identified as violative of representations and warranties, coordinates removal of assets approved for repurchase and notifies the trustee and seller when repurchase requests are declined.

^4    HomEq's lockbox vendor receives certain obligor payments, deposits them to a clearing account and forwards deposit information to HomEq. HomEq transfers funds from the clearing account to the applicable custodial account for payment allocation in the servicing system.

(page)

                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq          Party             Party                 HomEq

 1122(d)(4)(vii)     Loss mitigation or recovery actions            X
                     (e.g., forbearance plans, modifications
                     and deeds in lieu of foreclosure,
                     foreclosures and repossessions, as
                     applicable) are initiated, conducted, and
                     concluded in accordance with
                     the timeframes or other requirements
                     established by the transaction
                     agreements.

1122(d)(4)(viii)     Records documenting collection efforts          X
                     are maintained during the period a pool
                     asset is delinquent in accordance with
                     the transaction agreements. Such records
                     are maintained on at least a monthly
                     basis, or such other period specified in
                     the transaction agreements, and describe
                     the entity's activities in monitoring
                     delinquent pool assets including, for
                     example, phone calls, letters, and
                     payment rescheduling plans in cases where
                     delinquency is deemed temporary (e.g.,
                     illness or unemployment).

1122(d)(4)(ix)       Adjustments to interest rates or rates          X
                     of return for pool assets with variable
                     rates are computed based on the related
                     pool asset documents.

1122(d)(4)(x)        Regarding any funds held in trust for           X
                     an obligor (such as escrow accounts): (A)
                     such funds are analyzed, in accordance
                     with the obligor's pool asset documents,
                     on at least an annual basis, or such
                     other period specified in the transaction
                     agreements; (B) interest on such funds is
                     paid, or credited, to obligors in
                     accordance with applicable pool asset
                     documents and state laws; and (C) such
                     funds are returned to the obligor within
                     30 calendar days of full repayment of the
                     related pool asset, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(4)(xi)       Payments made on behalf of an obligor                                             X^5
                     (such as tax or insurance payments) are
                     made on or before the related penalty or
                     expiration dates, as indicated on the
                     appropriate bills or notices for such
                     payments, provided that such support has
                     been received by the Servicer at least 30
                     calendar days prior to these dates, or
                     such other number of days specified in
                     the transaction agreements.

1122(d)(4)(xii)      Any late payment penalties in                                                     X^6
                     connection with any payment to be made on
                     behalf of an obligor are paid from the
                     servicer's funds and not charged to the
                     obligor, unless the late payment was due
                     to the obligor's error or omission.

1122(d)(4)(xiii)     Disbursements made on behalf of an                                                X^7
                     obligor are posted within two business
                     days to the obligor's records maintained
                     by the Servicer, or such other number of
                     days specified in



^5   HomEq's tax and insurance vendors make payments on behalf of an obligor.

^6 HomEq's tax and insurance vendors assess whether late payment penalties are paid from HomEq's funds.

^7 HomEq's tax and insurance vendors post disbursements on taxes and insurance to obligors' records.


(page)


                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the    or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

                     the transaction agreements.


1122(d)(4)(xiv)      Delinquencies, charge-offs, and                 X
                     uncollectible accounts are recognized and
                     recorded in accordance with the
                     transaction agreements.

1122(d)(4)(xv)       Any external enhancement or other                                                                       X
                     support, identified in Item
                     1114(a)(1) through (3) or Item 1115 of
                     this Regulation AB, is maintained as set
                     forth in the transaction agreements.


(page)


(logo) HOMEQ SERVICING

APPENDIX A

                                                                                                                        INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

                     General Servicing Considerations

1122(d)(1)(i)        Policies and procedures are instituted          X
                     to monitor any performance or other
                     triggers and events of default in
                     accordance with the transaction
                     agreements.

1122(d)(1)(ii)       If any material servicing activities            X
                     are outsourced to third parties, policies
                     and procedures are instituted to monitor
                     the third party's performance and
                     compliance with such servicing
                     activities.


1122(d)(1)(iii)      Any requirements in the transaction                                                                     X
                     agreements to maintain a back-up servicer
                     for the pool assets are maintained.

1122(d)(1)(iv)       A fidelity bond and errors and                  X
                     omissions policy is in effect on the
                     party participating in the servicing
                     function throughout the reporting period
                     in the amount of coverage required by and
                     otherwise in accordance with the terms of
                     the transaction agreements.

                     Cash Collection and Administration

1122(d)(2)(i)        Payments on pool assets are deposited           X               X^1
                     into the appropriate custodial bank
                     accounts and related bank clearing
                     accounts no more than two business days
                     following receipt, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(2)(ii)       Disbursements made via wire transfer on         X
                     behalf of an obligor or to an investor are
                     made only by authorized personnel.

1122(d)(2)(iii)      Advances of funds or guarantees                 X
                     regarding collections, cash flows or
                     distributions, and any interest or other
                     fees charged for such advances, are made,
                     reviewed, and approved as specified in
                     the transaction agreements.

1122(d)(2)(iv)       The related accounts for the                    X
                     transaction, such as cash reserve
                     accounts or accounts established as a
                     form of overcollateralization, are
                     separately maintained (e.g., with respect
                     to commingling of cash) as set forth in
                     the transaction agreements.

1122(d)(2)(v)        Each custodial account is maintained at         X
                     a federally insured depository
                     institution as set forth in the
                     transaction agreements. For purposes of
                     this criterion, "federally insured
                     depository institution" with respect to a
                     foreign financial institution means a
                     foreign financial institution that meets
                     the requirements of Rule 13k-1(b)(1)
                     of the Securities Exchange Act.

1122(d)(2)(vi)       Unissued checks are safeguarded so as           X
                     to prevent unauthorized access.


^1 A vendor deposits certain funds from customer transactions to a lockbox clearing account.

(page)

(logo) HOMEQ SERVICING

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq




                     the transaction agreements.




1122(d)(2)(vii)      Reconciliations are prepared on a                               X
                     monthly basis for all asset-backed
                     securities related bank accounts,
                     including custodial accounts and related
                     bank clearing accounts. These
                     reconciliations are (A) mathematically
                     accurate; (B) prepared within 30
                     calendar days after the bank statement
                     cutoff date, or such other number of days
                     specified in the transaction agreements;
                     (C) reviewed and approved by someone
                     other than the person who prepared the
                     reconciliation; and (D)contain
                     explanations for reconciling items.
                     These reconciling items are resolved
                     within 90 calendar days of their original
                     identification, or such other number of
                     days specified in the transaction
                     agreements.

Investor Remittances and Reporting

1122(d)(3)(i)        Reports to investors, including those                                                                    X^2
                     to be filed with the Commission, are
                     maintained in accordance with the
                     transaction agreements and applicable
                     Commission requirements. Specifically,
                     such reports: (A) are prepared in
                     accordance with timeframes and other
                     terms set forth in the transaction
                     agreements; (B) provide information
                     calculated in accordance with the terms
                     specified in the transaction agreements;
                     (C) are filed with the Commission as
                     required by its rules and regulations;
                     and (D) agree with the investors' or
                     trustee's records as to the total unpaid
                     principal balance and number of pool
                     assets serviced by the Servicer.

1122(d)(3)(ii)       Amounts due to investors are allocated                                                                   X^2
                     and remitted in accordance with
                     timeframes, distribution priority and
                     other terms set forth in the transaction
                     agreements.

1122(d)(3)(iii)      Disbursements made to an investor are                                                                   X^2
                     posted within two business days to the
                     Servicer's investor records, or such other
                     number of days specified in the transaction
                     agreements.

1122(d)(3)(iv)       Amounts remitted to investors per the                                                                   X^2
                     investor reports agree with cancelled
                     checks, or other form of payment, or
                     custodial bank statements.

                     Pool Asset Administration

1122(d)(4)(i)        Collateral or security on pool assets           X
                     is maintained as required by the
                     transaction agreements or related mortgage
                     loan documents.


^2 HomEq has determined for purposes of assessing the servicing criteria listed in Items 11122(d)(3)(i)-(iv) that, pursuant to the Securities and Exchange Commission Telephone Interpretation 11.03, the term "investor" as used in those Items does not pertain to the entities to which HomEq provides the applicable information. Consequently, these criteria are inapplicable to HomEq.

(page)

(logo) HOMEQ SERVICING


                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq



1122(d)(4)(ii)       Pool assets and related documents are           X
                     safeguarded as required by the
                     transaction agreements.

1122(d)(4)(iii)      Any additions, removals, or                     X^3
                     substitutions to the asset pool are made,
                     reviewed, and approved in accordance with
                     any conditions or requirements in the
                     transaction agreements.

1122(d)(4)(iv)       Payments on pool assets, including any          X               X^4
                     payoffs, made in accordance with related
                     pool asset documents are posted to the
                     Servicer's obligor records maintained no
                     more than two business days after
                     receipt, or such other number of days
                     specified in the transaction agreements,
                     and allocated to principal, interest, or
                     other items (e.g., escrow) in accordance
                     with the related pool asset documents.

1122(d)(4)(v)        The Servicer's records regarding the            X
                     pool assets agree with the Servicer's
                     records with respect to an obligor's
                     unpaid principal balance

1122(d)(4)(vi)       Changes with respect to the terms or            X
                     status of an obligor's pool asset (e.g.,
                     loan modifications or re-agings) are
                     made, reviewed and approved by authorized
                     personnel in accordance with the
                     transaction agreements and related pool
                     asset documents.


 1122(d)(4)(vii)     Loss mitigation or recovery actions            X
                     (e.g., forbearance plans, modifications
                     and deeds in lieu of foreclosure,
                     foreclosures and repossessions, as
                     applicable) are initiated, conducted, and
                     concluded in accordance with
                     the timeframes or other requirements
                     established by the transaction
                     agreements.

1122(d)(4)(viii)     Records documenting collection efforts          X
                     are maintained during the period a pool
                     asset is delinquent in accordance with
                     the transaction agreements. Such records
                     are maintained on at least a monthly
                     basis, or such other period specified in
                     the transaction agreements, and describe
                     the entity's activities in monitoring
                     delinquent pool assets including, for
                     example, phone calls, letters, and
                     payment rescheduling plans in cases where
                     delinquency is deemed temporary (e.g.,
                     illness or unemployment).

1122(d)(4)(ix)       Adjustments to interest rates or rates          X
                     of return for pool assets with variable
                     rates are computed based on the related
                     pool asset documents.

^3    HomEq only pursues removal of loans it has identified as violative of representations and warranties, coordinates removal of assets approved for repurchase and notifies the trustee and seller when repurchase requests are declined.

^4    HomEq's lockbox vendor receives certain obligor payments, deposits them to a clearing account and forwards deposit information to HomEq. HomEq transfers funds from the clearing account to the applicable custodial account for payment allocation in the servicing system.

(page)

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

1122(d)(4)(x)        Regarding any funds held in trust for           X
                     an obligor (such as escrow accounts): (A)
                     such funds are analyzed, in accordance
                     with the obligor's pool asset documents,
                     on at least an annual basis, or such
                     other period specified in the transaction
                     agreements; (B) interest on such funds is
                     paid, or credited, to obligors in
                     accordance with applicable pool asset
                     documents and state laws; and (C) such
                     funds are returned to the obligor within
                     30 calendar days of full repayment of the
                     related pool asset, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(4)(xi)       Payments made on behalf of an obligor                                             X^5
                     (such as tax or insurance payments) are
                     made on or before the related penalty or
                     expiration dates, as indicated on the
                     appropriate bills or notices for such
                     payments, provided that such support has
                     been received by the Servicer at least 30
                     calendar days prior to these dates, or
                     such other number of days specified in
                     the transaction agreements.

1122(d)(4)(xii)      Any late payment penalties in                                                     X^6
                     connection with any payment to be made on
                     behalf of an obligor are paid from the
                     Servicer's funds and not charged to the
                     obligor, unless the late payment was due
                     to the obligor's error or omission.

1122(d)(4)(xiii)     Disbursements made on behalf of an                                                X^7
                     obligor are posted within two business
                     days to the obligor's records maintained
                     by the Servicer, or such other number of
                     days specified in the transaction
                     agreements.


1122(d)(4)(xiv)      Delinquencies, charge-offs, and                 X
                     uncollectible accounts are recognized and
                     recorded in accordance with the
                     transaction agreements.

1122(d)(4)(xv)       Any external enhancement or other                                                                       X
                     support identified in Item
                     1114(a)(1) through (3) or Item 1115 of
                     Regulation AB, is maintained as set
                     forth in the transaction agreements.


^5   HomEq's tax and insurance vendors make payments on behalf of an obligor.

^6 HomEq's tax and insurance vendors assess whether late payment penalties are paid from HomEq's funds.

^7 HomEq's tax and insurance vendors post disbursements on taxes and insurance to obligors' records.





EX-33 (c)
(logo) CHASE

Management's Report on Assessment of Compliance with Applicable Servicing
Criteria


JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), excluding the inapplicable servicing criteria as set forth in Exhibit A hereto (such criteria, after giving effect to the exclusions identified on Exhibit A, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform").

The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

JPMorgan Chase Bank, National Association
Signed: /s/ David Lowman
Name:   David Lowman
Title:  Executive Vice President
Date:   02/26/2007


(page)


EXHIBIT A


                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

General Servicing Considerations

                    Policies and procedures are instituted to monitor any performance or
                    other triggers and events of default in accordance with the                  X^1
1122(d)(1)(i)       transaction agreements.

                    If any material servicing activities are outsourced to third parties,
                    policies and procedures are instituted to monitor the third party's           X
1122(d)(1)(ii)      performance and compliance with such servicing activities.

                    Any requirements in the transaction agreements to maintain a back-up                                  X
1122(d)(1)(iii)     servicer for the mortgage loans are maintained.

                    A fidelity bond and errors and omissions policy is in effect on the
                    party participating in the servicing function throughout the reporting        X
                    period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)      accordance with the terms of the transaction agreements.

Cash Collection and Administration

                    Payments on mortgage loans are deposited into the appropriate
                    custodial bank accounts and related bank clearing accounts no more                                    X
                    than two business days following receipt, or such other number of days
1122(d)(2)(i)       specified in the transaction agreements.

                    Disbursements made via wire transfer on behalf of an obligor or to an                                 X
1122(d)(2)(ii)      investor are made only by authorized personnel.

                    Advances of funds or guarantees regarding collections, cash flows or
                    distributions, and any interest or other fees charged for such                                        X
                    advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)     transaction agreements.

                    The related accounts for the transaction, such as cash reserve
                    accounts or accounts established as a form of overcollateralization,                                  X
                    are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)      as set forth in the transaction agreements.

                    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes
                    of this criterion, "federally insured depository institution" with                                    X
                    respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1 (b)(1) of the
1122(d)(2)(v)       Securities Exchange Act.

1122(d)(2)(vi)      Unissued checks are safeguarded so as to prevent unauthorized access.                                 X

                    Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                    mathematically accurate; (B) prepared within 30 calendar days after
                    the bank statement cutoff date, or such other number of days specified                                X
                    in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or
1122(d)(2)(vii)     such other number of days specified in the transaction agreements.


(page)



                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

Investor Remittances and Reporting

                    Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in
                    the transaction agreements; (B) provide information calculated in                                     X
                    accordance with the terms specified in the transaction agreements; (C)
                    are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans
1122(d)(3)(i)       serviced by the Servicer.

                    Amounts due to investors are allocated and remitted in accordance with
                    timeframes, distribution priority and other terms set forth in the                                    X
1122(d)(3)(ii)      transaction agreements.

                    Disbursements made to an investor are posted within two business days
                    to the Servicer's investor records, or such other number of days                                      X
1122(d)(3)(iii)     specified in the transaction agreements.

                    Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)      statements.

Pool Asset Administration

                    Collateral or security on mortgage loans is maintained as required by         X
1122(d)(4)(i)       the transaction agreements or related mortgage loan documents.

                    Mortgage loan and related documents are safeguarded as required by the        X
1122(d)(4)(ii)      transaction agreements

                    Any additions, removals or substitutions to the asset pool are made,
                    reviewed and approved in accordance with any conditions or                    X
1122(d)(4)(iii)     requirements in the transaction agreements.

                    Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's
                    obligor records maintained no more than two business days after                                       X
                    receipt or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g.,
1122(d)(4)(iv)      escrow) in accordance with the related mortgage loan documents.

                    The Servicer's records regarding the mortgage loans agree with the
                    Servicer's records with respect to an obligor's unpaid principal                                      X
1122(d)(4)(v)       balance.

                    Changes with respect to the terms or status of an obligor's mortgage
                    loans (e.g., loan modifications or re-agings) are made, reviewed and                                  X
                    approved by authorized personnel in accordance with the transaction
1122(d)(4)(vi)      agreements and related pool asset documents.

                    Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and
                    repossessions, as applicable) are initiated, conducted and concluded                                  X
                    in accordance with the timeframes or other requirements established by
1122(d)(4)(vii)     the transaction agreements.

                    Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a
                    monthly basis, or such other period specified in the transaction                                      X
                    agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed
1122(d)(4)(viii)    temporary (e.g., illness or unemployment).


(page)


                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

                    Adjustments to interest rates or rates of return for mortgage loans
                    with variable rates are computed based on the related mortgage loan                                   X
1122(d)(4)(ix)      documents.

                    Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                    interest on such funds is paid, or credited, to obligors in accordance                                X
                    with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days
1122(d)(4)(x)       specified in the transaction agreements.

                    Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration
                    dates, as indicated on the appropriate bills or notices for such                                      X
                    payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number
1122(d)(4)(xi)      of days specified in the transaction agreements.

                    Any late payment penalties in connection with any payment to be made
                    on behalf of an obligor are paid from the servicer's funds and not                                    X
                    charged to the obligor, unless the late payment was due to the
1122(d)(4)(xii)     obligor's error or omission.

                    Disbursements made on behalf of an obligor are posted within two
                    business days to the obligor's records maintained by the servicer, or                                 X
1122(d)(4)(xiii)    such other number of days specified in the transaction agreements.

                    Delinquencies, charge-offs and uncollectible accounts are recognized                                  X
1122(d)(4)(xiv)     and recorded in accordance with the transaction agreements.

                    Any external enhancement or other support, identified in Item
                    1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as
1122(d)(4)(xv)      set forth in the transaction agreements.

1 The Asserting Party monitors events of default as obligated pursuant to the transaction agreements.






EX-33 (d)
(logo) LaSalle Bank
       ABN AMRO

LaSalle Bank N.A.
135 South LaSalle Street
Suite 1625
Chicago, IL 60603

Global Securities and Trust Services


Management's Assertion on Compliance with Item 1122 Criteria


LaSalle Bank National Association (the "Asserting Party") is responsible for assessing its compliance with the applicable servicing criteria set forth in
Item 1122(d) of Regulation AB (17 C.F.R, 229.1122(d)) as indicated on Exhibit A annexed hereto entitled "1122 Servicing Criteria to be Addressed in Assessment of Compliance" (the "Servicing Criteria").

The Asserting Party has assessed the effectiveness of its compliance with the applicable Servicing Criteria as of December 31, 2006, and for the period of January 1, 2006 through December 31, 2006 (the "Reporting Period"). In making this assessment, the Asserting Party used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

Based on such assessment, the Asserting Party believes that, as of December 31, 2006 and for the Reporting Period, it has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB for the servicing activities it performs in the asset-backed securities transactions detailed on Exhibit B. For servicing criteria 1122(d)(3)(i)(A) and (B), this assertion covers only the information on the report to investors that is required by the respective transaction agreements.

Ernst and Young, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's assessment of compliance with the Servicing Criteria as of December 31, 2006 and for the Reporting Period. The asset-backed securities transactions to which this assertion and the attestation report relate are listed on Exhibit B.

LaSalle Bank National Association


By:    /s/ Barbara L. Marik
Name:  Barbara L. Marik
Title: First Vice President
Date:  February 28, 2007


(page)


Exhibit A

1122 Servicing Criteria
to be addressed in an Assessment of Compliance



Reg AB                                                                              Servicing Criteria
Reference                               Servicing Criteria                             Applicable to
                                                                                       LaSalle Bank
                                                                                   National Association
General Servicing Considerations

                   Policies and procedures are instituted to monitor any
1122(d)(1)(i)      performance or other triggers and events of default in                    X
                   accordance with the transaction agreements.

                   If any material servicing activities are outsourced to third
1122(d)(1)(ii)     parties, policies and procedures are instituted to monitor                X
                   the third party's performance and compliance with such
                   servicing activities.

                   Any requirements in the transaction agreements to maintain a
1122(d)(1)(iii)    back-up servicer for the Pool Assets are maintained.

                   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
1122(d)(1)(iv)     throughout the reporting period in the amount of coverage                 X
                   required by and otherwise in accordance with the terms of the transaction agreements.

Cash Collection and Administration

                   Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts
1122(d)(2)(i)      no more than two business days following receipt, or such                 X
                   other number of days specified in the transaction
                   agreements.

                   Disbursements made via wire transfer on behalf of an obligor
1122(d)(2)(ii)     or to an investor are made only by authorized personnel.                  X

                   Advances of funds or guarantees regarding collections, cash
1122(d)(2)(iii)    flows or distributions, and any interest or other fees                    X
                   charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

                   The related accounts for the transaction, such as cash
                   reserve accounts or accounts established as a form of over
1122(d)(2)(iv)     collateralization, are separately maintained (e.g., with                  X
                   respect to commingling of cash) as set forth in the
                   transaction agreements.

                   Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                   agreements. For purposes of this criterion, "federally
1122(d)(2)(v)      insured depository institution" with respect to a foreign                 X
                   financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
                   Securities Exchange Act.

                   Unissued checks are safeguarded so as to prevent
1122(d)(2)(vi)     unauthorized access.                                                      X

                   Reconciliations are prepared on a monthly basis for all
                   asset-backed securities related bank accounts, including
                   custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B)
                   prepared within 30 calendar days after the bank statement
1122(d)(2)(vii)    cutoff date, or such other number of days specified in the                X
                   transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and
                   (D) contain explanations for reconciling items. These
                   reconciling items are resolved within 90 calendar days of
                   their original identification, or such other number of days specified in the transaction agreements.

Investor Remittances and Reporting

                   Reports to investors, including those to be filed with the
                   Commission, are maintained in accordance with the
                   transaction agreements and applicable Commission
1122(d)(3)(i)      requirements. Specifically, such reports (A) are prepared in              X
                   accordance with timeframes and other terms set forth in the transaction


(page)


                   agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the indenture trustee's records as to the total unpaid principal balance and number of Pool Assets serviced by the related Servicer.

                   Amounts due to investors are allocated and remitted in
1122(d)(3)(ii)     accordance with timeframes, distribution priority and other               X
                   terms set forth in the transaction agreements.

                   Disbursements made to an investor are posted within two
1122(d)(3)(iii)    business days to the related Servicer's investor records, or              X
                   such other number of days specified in the transaction
                   agreements.

                   Amounts remitted to investors per the investor reports agree
1122(d)(3)(iv)     with cancelled checks, or other form of payment, or                       X
                   custodial bank statements.

Pool Asset Administration

                   Collateral or security on pool assets is maintained as
1122(d)(4)(i)      required by the transaction agreements or related pool                    X
                   asset documents.

                   Pool assets and related documents are safeguarded as
1122(d)(4)(ii)     required by the transaction agreements                                    X

                   Any additions, removals or substitutions to the asset pool
1122(d)(4)(iii)    are made, reviewed and approved in accordance with any                    X
                   conditions or requirements in the transaction agreements.

                   Payments on pool assets, including any payoffs, made in
                   accordance with the related pool asset documents are posted to the related Servicer's obligor records maintained no more
1122(d)(4)(iv)     than two business days after receipt, or such other number of days specified in the transaction agreements, and
                   allocated to principal, interest or other items (e.g.,
                   escrow) in accordance with the related pool asset
                   documents.

                   The related Servicer's records regarding the pool assets
1122(d)(4)(v)      agree with the related Servicer's records with respect to an obligor's unpaid principal balance.

                   Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are
1122(d)(4)(vi)     made, reviewed and approved by authorized personnel in
                   accordance with the transaction agreements and related pool asset documents.

                   Loss mitigation or recovery actions (e.g., forbearance
                   plans, modifications and deeds in lieu of foreclosure,
1122(d)(4)(vii)    foreclosures and repossessions, as applicable) are
                   initiated, conducted and concluded in accordance with the
                   timeframes or other requirements established by the
                   transaction agreements.

                   Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at
                   least a monthly basis, or such other period specified in the
1122(d)(4)(viii)   transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
                   unemployment).

                   Adjustments to interest rates or rates of return for pool
1122(d)(4)(ix)     assets with variable rates are computed based on the related pool asset documents.

                   Regarding any funds held in trust for an obligor (such as
                   escrow accounts): (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an
                   annual basis, or such other period specified in the
1122(d)(4)(x)      transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are
                   returned to the obligor within 30 calendar days of full
                   repayment of the related pool assets, or such other number of days specified in the transaction agreements.

                   Payments made on behalf of an obligor (such as tax or
                   insurance payments) are made on or before the related
                   penalty or expiration dates, as indicated on the appropriate
1122(d)(4)(xi)     bills or notices for such payments, provided that such
                   support has been received by the servicer at least 30
                   calendar days prior to these dates, or such other number of days specified in the transaction agreements.


(page)


                   Any late payment penalties in connection with any payment to
1122(d)(4)(xii)    be made on behalf of an obligor are paid from the related
                   Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

                   Disbursements made on behalf of an obligor are posted within
1122(d)(4)(xiii)   two business days to the obligor's records maintained by the servicer, or such other number of days specified in the
                   transaction agreements.

                   Delinquencies, charge-offs and uncollectible accounts are
1122(d)(4)(xiv)    recognized and recorded in accordance with the transaction agreements.

                   Any external enhancement or other support, identified in
1122(d)(4)(xv)     Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,                X
                   is maintained as set forth in the transaction agreements.


(page)


EXHIBIT B
2006 Transactions


Non-Specific Transactions                             Nominal Trustee Transactions

ACE Series 2006-GP1                                   Bear Stearns Series 2006-PWR11
Banc of America Comm. Mtge Series 2006-2              Bear Stearns Series 2006-PWR12
Banc of America Comm. Mtge Series 2006-5              Bear Stearns Series 2006-PWR13
Bear Stearns Series 2006-AQ1                          Bear Stearns Series 2006-PWR14
Bear Stearns Series 2006-EC1                          Bear Stearns Series 2006-TOP22
Bear Stearns Series 2006-EC2                          Bear Stearns Series 2006-TOP24
Bear Stearns Series 2006-HE1                          GSAA Home Equity Trust 2006-14
Bear Stearns Series 2006-HE2                          GSAMP Series 2006-HE3
Bear Stearns Series 2006-HE3                          GSAMP Series 2006-HE4
Bear Stearns Series 2006-HE4                          GSAMP Series 2006-HE5
Bear Stearns Series 2006-HE5                          GSAMP Series 2006-HE6
Bear Stearns Series 2006-HE6                          GSAMP Series 2006-HE7
Bear Stearns Series 2006-HE7                          GSAMP Series 2006-HE8
Bear Stearns Series 2006-HE8                          JP Morgan Series 2006-LDP9
Bear Stearns Series 2006-HE9                          Morgan Stanley Series 2006-TOP21
Bear Stearns Series 2006-HE10                         Morgan Stanley Series 2006-TOP23
Bear Stearns Series 2006-PC1                          Morgan Stanley Capital I Series 2006-HQ10
Bear Stearns ABS Series 2006-1                        Morgan Stanley Mtg Loan Trust Series 2006-16ARX
Bear Stearns Mortgage Funding Series 2006-SL1         Morgan Stanley Mtg Loan Trust Series 2006-1AR
Bear Stearns Mortgage Funding Series 2006-SL2         Morgan Stanley Mtg Loan Trust Series 2006-3AR
Bear Stearns Mortgage Funding Series 2006-SL3         Morgan Stanley Mtg Loan Trust Series 2006-5AR
Bear Stearns Mortgage Funding Series 2006-SL4         Morgan Stanley Mtg Loan Trust Series 2006-6AR
Bear Stearns Mortgage Funding Series 2006-SL5         Morgan Stanley Mtg Loan Trust Series 2006-8AR
Bear Stearns Mortgage Funding Series 2006-SL6         Morgan Stanley Mtg Loan Trust Series 2006-9AR
C-BASS Series 2006-CB7                                Morgan Stanley Mtg Loan Trust Series 2006-2
C-BASS Series 2006-CB9                                Morgan Stanley Mtg Loan Trust Series 2006-7
Citigroup Commercial Mortgage Trust Series 2006-C4    Morgan Stanley Mtg Loan Trust Series 2006-11
Citigroup Commercial Mortgage Trust Series 2006-C5    Morgan Stanley Mtg Loan Trust Series 2006-12XS
CD 2006-CD3 Mortgage Trust                            Morgan Stanley Mtg Loan Trust Series 2006-13ARX
COMM Series 2006-C8                                   Morgan Stanley Mtg Loan Trust Series 2006-15XS
CSFB Commercial Mtg. Trust Series 2006-C4             Morgan Stanley Mtg Loan Trust Series 2006-17XS
First Franklin MLT Series 2006-FF18                   Thornburg Mtg Securities Trust Series 2006-1
Greenwich Capital Series 2006-GG7                     Thornburg Mtg Securities Trust Series 2006-2
GE Capital Comm Mtg. Corp. Series 2006-C1             Thornburg Mtg Securities Trust Series 2006-3
JP Morgan Series 2006-CIBC14                          Thornburg Mtg Securities Trust Series 2006-4
JP Morgan Series 2006-CIBC15                          Thornburg Mtg Securities Trust Series 2006-5
JP Morgan Series 2006-CIBC17                          Thornburg Mtg Securities Trust Series 2006-6
JP Morgan Series 2006-LDP7                            ZUNI Trust Series 2006-0A1
JP Morgan Series 2006-LDP8


Custodian Only Transactions                           Paying Agent Only Transactions

Basic Asset Backed 2006-1                             Washington Mutual Series 2006-AR2
Credit Suisse AB Series 2006-1                        Washington Mutual Series 2006-AR6
Credit Suisse AB Series 2006-2                        Washington Mutual Series 2006-AR7
Credit Suisse AB Series 2006-3                        Washington Mutual Series 2006-AR8
Credit Suisse AB Series 2006-4                        Washington Mutual Series 2006-AR9
Credit Suisse ARMT Series 2006-1                      Washington Mutual Series 2006-AR10
Credit Suisse ARMT Series 2006-2                      Washington Mutual Series 2006-AR11
Credit Suisse ARMT Series 2006-3                      Washington Mutual Series 2006-AR12
Credit Suisse HEMT Series 2006-1                      Washington Mutual Series 2006-AR13
Credit Suisse HEMT Series 2006-2                      Washington Mutual Series 2006-AR14
Credit Suisse HEMT Series 2006-3                      Washington Mutual Series 2006-AR15
Credit Suisse HEMT Series 2006-4                      Washington Mutual Series 2006-AR16
Credit Suisse HEMT Series 2006-5                      Washington Mutual Series 2006-AR17
Credit Suisse HEMT Series 2006-6                      Washington Mutual Series 2006-AR18
Credit Suisse Series 2006-1                           Washington Mutual Series 2006-AR19
Credit Suisse Series 2006-2                           Washington Mutual Series 2006-HE1
Credit Suisse Series 2006-3                           Washington Mutual Series 2006-HE2
Credit Suisse Series 2006-4                           Washington Mutual Series 2006-HE3
Credit Suisse Series 2006-5                           Washington Mutual Series 2006-HE4
Credit Suisse Series 2006-6                           Washington Mutual Series 2006-HE5
Credit Suisse Series 2006-7                           Washington Mutual WMALT 2006-AR1
Credit Suisse Series 2006-8                           Washington Mutual WMALT 2006-AR2
Credit Suisse Series 2006-9                           Washington Mutual WMALT 2006-AR3
Credit Suisse HEAT Series 2006-1                      Washington Mutual WMALT 2006-AR4
Credit Suisse HEAT Series 2006-3                      Washington Mutual WMALT 2006-AR5
Credit Suisse HEAT Series 2006-4                      Washington Mutual WMALT 2006-AR6
Credit Suisse HEAT Series 2006-5                      Washington Mutual WMALT 2006-AR7
Credit Suisse HEAT Series 2006-6                      Washington Mutual WMALT 2006-AR8
Credit Suisse HEAT Series 2006-7                      Washington Mutual WMALT 2006-AR9
Credit Suisse HEAT Series 2006-8                      Washington Mutual WMALT 2006-AR10
Lehman Mortgage Trust Series 2006-1                   Washington Mutual WMALT 2006-1
Lehman Mortgage Trust Series 2006-4                   Washington Mutual WMALT 2006-2
Lehman Mortgage Trust Series 2006-5                   Washington Mutual WMALT 2006-3
Lehman Mortgage Trust Series 2006-6                   Washington Mutual WMALT 2006-4
Lehman Mortgage Trust Series 2006-7                   Washington Mutual WMALT 2006-5
Lehman Mortgage Trust Series 2006-8                   Washington Mutual WMALT 2006-6
Lehman Mortgage Trust Series 2006-9                   Washington Mutual WMALT 2006-7
Lehman XS Trust Series 2006-1                         Washington Mutual WMALT 2006-8
Lehman XS Trust Series 2006-3                         Washington Mutual WMALT 2006-9


(page)


Non-Specific Transactions                             Nominal Trustee Transactions

Lehman XS Trust Series 2006-8
Lehman XS Trust Series 2006-11
Lehman XS Trust Series 2006-15
Lehman XS Trust Series 2006-19
Lehman XS Trust Series 2006-20
Lehman Mortgage Trust Series 2006-2
LB-UBS Comm. Mtge. Trust Series 2006-C1
LB-UBS Comm. Mtge. Trust Series 2006-C3
LB-UBS Comm. Mtge. Trust Series 2006-C4
LB-UBS Comm. Mtge. Trust Series 2006-C6
LB-UBS Comm. Mtge. Trust Series 2006-C7
Merrill Lynch Series 2006-MLN1
Merrill Lynch Series 2006-OPT1
Merrill Lynch Series 2006-WMC2
Merrill Lynch Series 2006-FF1
Merrill Lynch Countrywide Series 2006-1
Merrill Lynch Countrywide Series 2006-2
Merrill Lynch Countrywide Series 2006-3
Merrill Lynch Countrywide Series 2006-4
Merrill Lynch Series 2006-AHL1
Merrill Lynch Series 2006-AR1
Merrill Lynch Series 2006-FM1
Merrill Lynch Series 2006-HE2
Merrill Lynch Series 2006-HE3
Merrill Lynch Series 2006-HE4
Merrill Lynch Series 2006-HE5
Merrill Lynch Series 2006-HE6
Merrill Lynch Series 2006-RM1
Merrill Lynch Series 2006-RM2
Merrill Lynch Series 2006-RM3
Merrill Lynch Series 2006-RM4
Merrill Lynch Series 2006-RM5
Merrill Lynch Series 2006-SD1
Merrill Lynch Series 2006-SL1
Merrill Lynch Series 2006-SL2
Merrill Lynch Series 2006-C1
Merrill Lynch Series 2006-C2
Morgan Stanley Capital I Series 2006-HQ8
Morgan Stanley Capital I Series 2006-HQ9
Morgan Stanley Capital I Series 2006-IQ11
Morgan Stanley Capital I Series 2006-IQ12
Morgan Stanley Mtg Loan Trust Series 2006-4SL
Morgan Stanley Mtg Loan Trust Series 2006-10SL
Morgan Stanley Mtg Loan Trust Series 2006-14SL
OWNIT Mortgage Loan Trust Series 2006-3
OWNIT Mortgage Loan Trust Series 2006-4


Custodian Only Transactions                           Paying Agent Only Transactions

Lehman XS Trust Series 2006-5
Lehman XS Trust Series 2006-7
Lehman XS Trust Series 2006-9
Lehman XS Trust Series 2006-10N
Lehman XS Trust Series 2006-12
Lehman XS Trust Series 2006-13
Lehman XS Trust Series 2006-17
Morgan Stanley Series 2006-HE1
Morgan Stanley Series 2006-HE2
Morgan Stanley Series 2006-HE3
Morgan Stanley Series 2006-HE4
Morgan Stanley Series 2006-HE5
Morgan Stanley Series 2006-HE6
Morgan Stanley Series 2006-HE7
Morgan Stanley Series 2006-HE8
Morgan Stanley HEL Series 2006-1
NYMC Series 2006
SAIL 2006-1
SAIL 2006-2
SAIL 2006-3
SAIL 2006-4
SARM 2006-1
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-6
SARM 2006-7
SARM 2006-8
SARM 2006-9
SARM 2006-10
SARM 2006-11
SARM 2006-12
SASCO 2006-BC1
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
SASCO 2006-BC6
SASCO 2006-S1
SASCO 2006-S2
SASCO 2006-S3
SASCO 2006-S4
Sequoia Alternative Loan Trust Series 2006-1


(page)


Non-Specific Transactions                             Nominal Trustee Transactions

OWNIT Mortgage Loan Trust Series 2006-5
OWNIT Mortgage Loan Trust Series 2006-6
OWNIT Mortgage Loan Trust Series 2006-7
SACO I Trust Series 2006-1
SACO I Trust Series 2006-2
SACO I Trust Series 2006-3
SACO I Trust Series 2006-4
SACO I Trust Series 2006-5
SACO I Trust Series 2006-6
SACO I Trust Series 2006-7
SACO I Trust Series 2006-8
SACO I Trust Series 2006-9
SACO I Trust Series 2006-10
SACO I Trust Series 2006-12
SATURNS Series 2006-1
SATURNS Series 2006-2
TILES Series 2006-1
Wachovia Bank CMT Series 2006-C24


Custodian Only Transactions                           Paying Agent Only Transactions






EX-33 (e)
(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM





EX-33 (f)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





EX-33 (g)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (h)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (i)
(logo) ZC STERLING
KEEPING YOU FIRST

ZC Real Estate
Tax Solutions Limited
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 800.962.9689
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Real Estate Tax Solutions Limited ("ZCRETS") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCRETS, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCRETS. ZCRETS has used the servicing criteria communicated to ZCRETS by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 4(vi), 1122 (d) 4(xi), 1122 (d) 4(xii) and
1122 (d) 4(xiii) are applicable to the activities performed by ZCRETS with respect to the Platform covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCRETS with respect to the Platform covered by this report. As a subcontractor for Servicers, ZCRETS has determined that it complied in all material respects with the servicing criteria listed below. ZCRETS engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCRETS' assessment, and E&Y has issued an attestation report on ZCRETS' assessment of compliance with the applicable servicing criteria for the Period.

1. ZCRETS maintained a fidelity bond and errors & omissions policy in effect on ZCRETS throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCRETS (1122(d)(1)(iv)).

2. To the extent that ZCRETS prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)).

3. Payments made on behalf of Servicer's obligor for real estate taxes are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCRETS (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for real estate taxes to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCRETS' funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCRETS (1122(d)(4)(xiii)).


(page)


Sincerely,
ZC Real Estate Tax Solutions Limited

By:    /s/ Mike Koepke
       Mike Koepke
Title: Senior Vice President and Tax Product Line Executive
Date:  March 1, 2007

By:    /s/ James P. Novak
       James P. Novak
Title: Senior Vice President & General Counsel
Date:  March 1, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Tax Source (ZCTS) Real Estate Tax Outsourcing Platform (Platform) to which the criteria mentioned within the Assertion applies:

1. HomeEq Servicing Corporation
2. HomeBanc Mortgage Corporation
3. Wendover Financial Services Corporation a subsidiary of Electronic Data Services Corporation


3





EX-33 (j)
(logo) ZC STERLING
KEEPING YOU FIRST

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).


Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By:  /s/ Arthur J. Castner
Arthur J. Caster

Title: Senior Vice President - Hazard Operations

Date: February 20, 2007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage


3





EX-33 (k)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3




EX-33 (l)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director






EX-34 (a)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000

Report of Independent Registered Public Accounting Firm

To the Stockholder of Chase Home Finance LLC:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that Chase Home Finance LLC (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period"), for asset backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(iii), 1122(d)(4)(i), 1122(d)(4)(ii) and 1122(d)(4)(xv), which the
Company has determined are not applicable to the activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the for asset-backed securities transactions backed by subprime residential mortgages serviced on the LSAMS I where the related asset-backed securities were outstanding during the Reporting Period is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

February 26, 2007





EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212
Report of Independent Registered Public Accounting Firm

The Managing Directors of Wachovia Equity Servicing, LLC
(successor by merger to HomEq Servicing Corporation):

We have examined the accompanying management assertion that Wachovia Equity Servicing, LLC, (successor by merger to HomEq Servicing Corporation) ("HomEq") complied with the applicable servicing criteria set forth in Item 1122 of the Securities and Exchange Commission's Regulation AB in regards to asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to January 1, 2006) as of and for the ten months ended October 31, 2006 (the "Platform"), excluding servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i), 1122(d)(3)(ii),
1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(xi), 1122(d)(4)(xii),
1122(d)(4)(xiii), and 1122(d)(4)(xv), which HomEq has determined are not applicable to the activities HomEq performs with respect to the Platform. Management is responsible for HomEq's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about HomEq's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about HomEq's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether HomEq processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by HomEq during the period covered by this report Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the HomEq during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HomEq's compliance with the servicing criteria.

As described in the accompanying management assertion, for servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), HomEq has engaged a vendor to perform the activities required by these servicing criteria. HomEq has determined that this vendor is not considered a "servicer" as defined in item 1101(j) of Regulation AB, and HomEq has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation
Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, HomEq has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. HomEq is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to HomEq's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that HomEq complied with the aforementioned servicing criteria, including servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), for which compliance is determined based on Interpretation 17.06 as described above, as of and for the ten months ended October 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois

March 12, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York, NY 10017
Telephone (646) 471-3000
Facsimile (813) 286-6000

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Barclays Capital Real Estate Inc.:

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria, that Barclays Capital Real Estate Inc. d/b/a HomEq Servicing ("HomEq" or the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities transactions for which HomEq acted as servicer Involving subprime residential mortgage loans (other than transactions that closed prior to 2006) (the Platform), as of December 31, 2006 and for the period from November 1, 2006 to December 31, 2006, excluding criteria 1122
(d)(1)(iii), 1122 (d)(3)(i), 1122 (d)(3)(ii), 1122 (d)(3)(iii),
1122(d)(3)(iv), 1122(d)(4)(xi),1122(d)(4)(xii),1122(d)(4)(xii) and
1122(d)(4)(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. As described in management's assertion, for servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), the Company has engaged a vendor to perform the activities required by these servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to the vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to the vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

(page)

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of December 31, 2008 and for the period November 1, 2006 through December 31, 2006 for the asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to 2006) is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 9, 2007


2





EX-34 (c)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000

Report of Independent Registered Public Accounting Firm

To the Stockholder of JPMorgan Chase Bank, National Association:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period") for asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(iii);1122(d)(2)(i), (ii), (iii), (iv), (v), (vi),
(vii); 1122(d)(3)(i), (ii), (iii), (iv); 1122(d)(4)(iv), (v), (vi), (vii),
(viii), (ix), (x), (xi), (xii), (xiii), (xiv), and (xv), which the Company has determined are not applicable to the activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the for asset-backed securities transactions backed by subprime residential mortgages serviced on the LSAMS I where the related asset-backed securities were outstanding during the Reporting Period is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


February 26, 2007





EX-34 (d)
Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Management's Assertion on Compliance with Item 1122 Criteria, that LaSalle Bank National Association ("LBNA" or "the Company"), a wholly owned subsidiary of LaSalle Bank Corporation, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all new Asset Backed Securities, Commercial Mortgage Backed Securities and Residential Mortgage Backed Securities securitization trust transactions subsequent to January 1, 2006, to the extent subject to Regulation AB for which LBNA is trustee ("the Platform"), as of and for the year ended December 31, 2006, except for those criteria which the Company has determined are not applicable to the activities performed by them with respect to the Platform covered by this report. See Exhibit A of management's assertion for a list of servicing criteria determined by the Company to be applicable to the activities performed by them with respect to the Platform. As indicated in the Management's Assertion on Compliance with Item 1122 Criteria, management's assertion for servicing criteria 1122(d)(3)(i)(A) and (B) covers only the information in reports to investors that is specifically required by the respective transaction agreements, and not to any additional information included in reports to investors that is not required by the respective transaction agreements. Management is responsible for the Company's compliance with the servicing criteria listed in Exhibit A. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual mortgage transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 28, 2007
Chicago, Illinois





EX-34 (e)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (f)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (g)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (h)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (i)
(logo) ERNST&YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404)874-8300
www.ey.com


Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Real Estate Tax Solutions Limited (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Tax Source (ZCTS) Real Estate Tax Outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii) and
1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZCTS Platform is fairly stated, in all material respects.


/s/ Ernst & Young LLP

March 1, 2007


Ernst & Young LLP is a member of Ernst & Young International, Ltd.





EX-34 (j)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.


/s/ Ernst & Young

February 20, 2007


Ernst & Young LLP is a member of Ernst & Young International, Ltd.





EX-34 (k)
(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-34 (l)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-35 (a)
(logo) CHASE

SUBSERVICER COMPLIANCE STATEMENT


RE: MSC 2006-HE2: The Pooling and Servicing Agreement by and among Wells Fargo Bank, National Association as Servicer, HomEq Servicing Corporations as Servicer, Wells Fargo Bank, N.A. as Securities Administrator, Decision One Mortgage Company, LLC as Responsible Party, Morgan Stanley ABS Capital I Inc as Depositor, LaSalle Bank National Association as Custodian, Wells Fargo Bank, National Association as Custodian, WMC Mortgage Corp. as Responsible Party, Deutsche Bank National Trust Company as Trustee and JPMorgan Chase Bank NA as Servicer (the "Agreement")

The undersigned, each a duly authorized officer of Chase Home Finance LLC ("CHF"), do hereby certify that:

(1)     CHF is a Subservicer under the Agreement

(2) A review of the activities of CHF during the calendar year ending December 31, 2006 and of the performance of CHF under the Agreement has been made under our supervision; and

(3) To the best of our knowledge, based on such review, CHF has fulfilled all its obligations under the Agreement in all material respects throughout such year.

Capitalized terms used but not defined herein shall have the meanings assigned in the Agreement.


Date: 02/28/2007

Chase Home Finance LLC,
as Subservicer


By:/s/ Kim Greaves
Name: Kim Greaves
Title: Senior Vice President
       Servicing Manager

By:/s/ Jim Miller
Name: Jim Miller
Title: Senior Vice President
       Default Servicing Manager





EX-35 (b)


ANNUAL CERTIFICATION


Re: Morgan Stanley Capital I Inc. Trust (the "Trust"), Mortgage Pass-Through
    Certificates, Series 2006-HE2, issued pursuant to the Pooling and Servicing Agreement, dated as of April 1, 2006 (the "Pooling and Servicing Agreement"), by and among Morgan Stanley Capital I Inc, as depositor (the "Depositor"), Deutsche Bank, National Trust Company, as trustee (the "Trustee"), WMC Mortgage Corp. as responsible party (the "Responsible Party"), Decision One Mortgage Company, LLC as responsible party (the "Responsible Party"), and Wachovia Equity Servicing, LLC (successor by merger to HomEq Servicing Corporation), as servicer ( the "Servicer")

I, William T. Fowler, Vice President, of the Wachovia Equity Servicing, LLC (successor by merger to HomEq Servicing Corporation), hereby certify to the Depositor and the Trustee and their officers, directors, and affiliates, pursuant to Section 3.22 of the Pooling and Servicing Agreement, that:

A review of the activities of the Servicer during the period of January 1, 2006 to November 1, 2006, or the applicable portion thereof, and, to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligation under the Pooling and Servicing Agreement in all material respects for the period of January 1, 2006 to November 1, 2006.


Date: Feb 23, 2007
/s/ William T. Fowler
William T. Fowler
Vice President


(page)


ANNUAL CERTIFICATION

Re: Morgan Stanley Capital I Inc. Trust (the "Trust"), Mortgage Pass-Through
    Certificates, Series 2006-HE2, issued pursuant to the Pooling and Servicing Agreement, dated as of April 1, 2006 (the "Pooling and Servicing Agreement"), by and among Morgan Stanley Capital I Inc, as depositor (the "Depositor"), Deutsche Bank, National Trust Company, as trustee (the "Trustee"), WMC Mortgage Corp. as responsible party (the "Responsible Party"), Decision One Mortgage Company, LLC as responsible party (the "Responsible Party"), and Barclays Capital Real Estate Inc. d/b/a HomEq Servicing, as servicer (the "Servicer")

On November 1, 2006, substantially all of the servicing assets of Servicer were acquired by Barclays Capital Real Estate Inc. d/b/a HomEq Servicing. I, Arthur
Q. Lyon, Vice President and Chief Executive Officer of the HomEq Servicing Division of Barclays Capital Real Estate Inc. d/b/a HomEq Servicing, hereby certify to the Depositor and the Trustee and their officers, directors, and affiliates, pursuant to Section 3.22 of the Pooling and Servicing Agreement, that:

A review of the activities of the Servicer during the period of November 1, 2006 to December 31, 2006, or the applicable portion thereof, and, to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement in all material respects for the period of November 1, 2006 to December 31, 2006.


Date: March 7, 2007
/s/ Arthur Q. Lyon
Arthur Q. Lyon
Vice President and CEO
HomeEq Servicing Division





EX-35 (c)
(logo) CHASE

SERVICER COMPLIANCE STATEMENT

RE: MSC 2006-HE2: The Pooling and Servicing Agreement by and among JPMorgan Chase Bank, c/o CHF LLC as Servicer, Wells Fargo Bank, National Association as Servicer, JPMorgan Chase Bank, NA c/o CHF LLC as Servicer, HomEq Servicing Corporations as Servicer, Wells Fargo Bank, N.A. as Securities Administrator, Decision One Mortgage Company, LLC as Responsible Party, Morgan Stanley ABS Capital I Inc as Depositor, LaSalle Bank National Association as Custodian, Wells Fargo Bank, National Association as Custodian, WMC Mortgage Corp. as Responsible Party, Deutsche Bank National Trust Company as Trustee and JPMorgan Chase Bank NA as Servicer (the "Agreement")

The undersigned, a duly authorized officer of JPMorgan Chase Bank, National Association, as servicer (the "Servicer") pursuant to the MSC 2006-HE2 (The "Agreement"), does hereby certify that:

(1) A review of the activities of the Servicer during the calendar year ending December 31, 2006 and of the performance of the Servicer under the Agreement has been made under my supervision; and

(2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement in all material respects throughout such year.

Date: 02/28/2007

JPMorgan Chase Bank,
National Association,
as Servicer

By:/s/David Lowman
Name: David Lowman
Title: Executive Vice President





EX-35 (d)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001


Wells Fargo Bank, N.A.
Servicer Compliance Statement

1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review, Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006, with the exception of the following failure(s) to fulfill any such obligation in any material respect:

For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank N.A.


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     Q02     WACHOVIA PMSR LUMINENT 2    WELLS FARGO CTS     LUMINENT 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT INV#     INV                            TRUSTEE            DEAL NAME
106     310     CS PMSR 2004-AR5               WFB CTS            2004-AR5
106     312     CS PMSR 2004-AR7               WFB CTS            2004-AR7
106     313     CS PMSR 2004-AR8               WFB CTS            2004-AR8
106     318     CS PMSR ARMT 2004-2            WFB CTS            ARMT 2004-2
106     323     CS PMSR ARMT 2004-4            WEB CTS            ARMT 2004-4
106     328     CS PMSR ARMT 2005-1            WFB CTS            ARMT 2005-1
106     329     CS PMSR ARMT 2005-2            WFB CTS            ARMT 2005-2
106     330     CSFB PMSR CSFB 2005-3          WFB CTS            CSFB 2005-3
106     350     CS PMSR ARMT 2005-7            WFB CTS            ARMT 2005-7
106     351     CSFB PMSR CSFB 2003-23         WFB CTS            CSFB 2003-23
106     356     CS PMSR ARMT 2005-8            WFB CTS            ARMT 2005-8
106     368     CS PMSR ARMT 2005-10           WFB CTS            ARMT 2005-10
106     370     CS PMSR ARMT 2005-11           WFB CTS            ARMT 2005-11
106     372     CSFB PMSR CSFB 2005-10         WFB CTS            CSFB 2005-10
106     373     CSMC PMSR ARMT 2005-12         WFB CTS            ARMT 2005-12
106     375     CSMC PMSR CSMC 2005-12         WFB CTS            CSMC2005-12
106     376     CSMC PMSR CSMC 2006-1          WFB CTS            CSMC 2006-1
106     377     CSMC PMSR ARMT 2006-1          WFB CTS            ARMT 2006-1
106     378     CSMC PMSR ARMT2006-2           WFB CTS            ARMT 2006-2
106     380     CSMC PMSR CSMC 2006-4          WFB CTS            CSMC 2006-4
106     385     CSMC PMSR CSMC 2006-3          WFB CTS            CSMC 2006-3
106     400     CSMC PMSR CSMC 2006-5          WFB CTS            CSMC 2006-5
106     404     CSMC PMSR CSMC 2006-7          WFB CTS            CSMC 2006-7
106     553     CS SUB ARMT 2005-12            WFB CTS            ARMT 2005-12
106     554     CSFB SUB CSFB 2005-11          WFB CTS            CSFB 2005-11
106     556     CSMC SUB CSMC 2006-4           WFB CTS            CSMC 2006-4
106     557     CSMC SUB ARMT 2006-1           WFB CTS            ARMT 2006-1
106     558     CSFB SUB CSFB 2005-12          WFB CTS            CSFB 2005-12
106     560     CSMC SUB CSMC 2006-2           WFB CTS            CSMC 2006-2
106     562     CSMC SUB CSMC 2006-1           WFB CTS            CSMC 2006-1
106     564     CSMC SUB CSMC 2006-3           WFB CTS            CSMC 2006-3
106     565     CSMC SUB ARMT 2006-2           WFB CTS            ARMT 2006-2
106     569     CSMC SUB CSAB 2006-1           WFB CTS            CSAB 2006-1
106     572     CSMC SUB CSMC 2006-7           WFB CTS            CSMC 2006-7
106     574     CSMC SUB ARMT 2006-3           WFB CTS            ARMT 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     201     HSBC PMSR HASCO 2006-WMC    WELLS FARGO CTS      HASCO 2006-WMC


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                            TRUSTEE            DEAL NAME
106     M02     BARCLAYS PMSR SABR 2006-    WELLS FARGO CTS      SABR 2006-WM1
106     M03     BARCLAYS PMSR SABR2006NC    WELLS FARGO CTS      SABR 2006-NC1
106     M04     BARCLAYS PMSR SABR 06-NC    WELLS FARGO CTS      SABR 2006-NC2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     X11     DEUTSCHE PMSR ACE 06-HE1    WELLS FARGO CTS      ACE 2006-HE1
106     X02     DEUTSCHE PMSR ACE 2005HE    WELLS FARGO CTS      ACE 2005-HE7
106     X09     DEUTSCHE PMSR DBALT 2006    WELLS FARGO CTS      DBALT 2006-1
106     X10     DEUTSCHE PMSR DBALT 2006    WELLS FARGO CTS      DBALT 2006-AR1
106     X12     DEUTSCHE PMSR DBALT06-AF    WELLS FARGO CTS      DBALT 2006-AF1
106     X14     DEUTSCHE PMSR DBALT06-AR    WELLS FARGO CTS      DBALT 2006-AR2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     Z42     EMC PMSR BSABS 2006-IM1     WELLS FARGO CTS      BSABS 2006-IM1
106     Z41     EMC PMSR PRIME 2006-CL1     WELLS FARGO CTS      PRIME 2006-CL1
106     V50     EMC SUB BSABS 2005-SD2      WELLS FARGO CTS      BSABS 2005-SD2
106     V53     EMC SUB BSABS 2006-SD1      WELLS FARGO CTS      BSABS 2006-SD1
106     V54     EMC SUB BSABS 2006-SD2      WELLS FARGO CTS      BSABS 2006-SD2
106     V55     EMC SUB BSABS 2006-SD3      WELLS FARGO CTS      BSABS 2006-SD3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     U02     GREENWICH PMSR SOUNDVIEW    WELLS FARGO CTS     SOUNDVIEW 2006-2
106     U05     GREENWICH PMSR SOUNDVIEW    WELLS FARGO CTS     SOUNDVIEW 2006-3


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     719     LEHMAN PMSR SAIL 2006-3     WELLS FARGO CTS      SAIL 2006-3
106     724     LEHMAN PMSR SASCO 06-BC2    WELLS FARGO CTS     SASCO 2006-BC2
106    K67      LEHMAN SUB 2004-7           WELLS FARGO CTS         2004-7


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     P41     MORGAN PMSR MSM 2006-5AR    WELLS FARGO CTS     MSM 2006-5AR
106     P43     MORGAN PMSR MSAC 2006-HE    WELLS FARGO CTS     MSAC 2006-HE2
106     P52     MORGAN PMSR MSIX 2006-1     WELLS FARGO CTS     MSIX 2006-1
106     P53     MORGAN PMSR MSAC2006-WMC    WELLS FARGO CTS     MSAC 2006-WMC2


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     V02     SOCIETE PMSR SUMS 06-FRE    WELLS FARGO CTS     SGMS 2006-FRE1


(page)


EXHIBIT A
                                          MASTER SERVICER/
CLIENT  INV#    INV                           TRUSTEE             DEAL NAME
106     916     UBS PMSR MALT 2006-2        WELLS FARGO CTS     MALT 2006-2
106     917     UBS PMSR MABS2006-FRE1      WELLS FARGO CTS     MABS 2006-FRE1
106     925     UBS PMSR MABS2006-FRE2      WELLS FARGO CTS     MABS 2006-FRE2
106     926     UBS PMSR MALT 2006-3        WELLS FARGO CTS     MALT 2006-3
106     927     UBS PMSR MABS 2006-WMC2     WELLS FARGO CTS     MABS 2006-WMC2
106     928     UBS PMSR MASS 2006-HE2      WELLS FARGO CTS     MABS 2006-HE2
106     929     UBS PMSR MABS 2006-AM2      WELLS FARGO CTS     MABS 2006-AM2





EX-35 (e)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 08, 2007

Morgan Stanley Capital I Inc.

RE: Annual Statement As To Compliance for Morgan Stanley Capital I Inc. Trust 2006-HE2

Per Section 3.22 of the Pooling and Servicing Agreement, dated as of 04/01/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) A review of the activities of the Securities Administrator, such Servicer or Subservicer, as applicable, during the preceding calendar year and of its performance under this Agreement or the applicable Subservicing Agreement, as the case may be, has been made under such officers' supervision, and

(ii) To the best of such officers' knowledge, based on such review, the Securities Administrator, such Servicer or Subservicer, as applicable, has fulfilled all of its obligations under this Agreement or the applicable Subservicing Agreement, as the case may be, in all material respects, throughout such year, or, if there has been a default in the fulfillment of any such obligation in any material respect, specifying each such default known to such officers and the nature and status thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.




Certified By:
/s/ Barry Akers
Barry Akers
Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A

Payment/Distribution Calculation Errors

During the reporting period, certain errors were made in connection with the calculation of payments/distributions on the securities. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.